Form 10-K
period 2020-12-31
Ally Auto Receivables Trust 2019-4; Ally Auto Assets LLC
filed 2021-03-26
CIK 1793667, 1477336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Bank and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2020, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•	Second Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of November 7, 2018.

•	Indenture between Ally Auto Receivables Trust 2019-4 (the "Issuing Entity”) and Deutsche Bank Trust Company Americas, as Indenture Trustee (the “Indenture Trustee”), dated as of December 11, 2019.

•	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of December 11, 2019.

•	Pooling Agreement between Ally Bank, as Seller, and Ally Auto Assets LLC, dated as of December 11, 2019.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Bank for the year ended December 31, 2020.

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2020.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Bank dated March 11, 2021 for the year ended December 31, 2020.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas dated February 26, 2021 for the year ended December 31, 2020.

•	Servicer Compliance Statement of Ally Bank for the year ended December 31, 2020.

•	Trust Sale Agreement between Ally Auto Assets LLC, as Depositor, and the Issuing Entity, dated as of December 11, 2019.

•	Custodian Agreement between Ally Bank, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of December 11, 2019.

•	Administration Agreement among the Issuing Entity, Ally Bank, as Administrator, and the Indenture Trustee, dated as of December 11, 2019.

•	Servicing Agreement among the Issuing Entity, Ally Bank, as Servicer, and Ally Auto Assets LLC, dated as of December 11, 2019.

•	Asset Representations Review Agreement among the Issuing Entity, Ally Bank, as Sponsor, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer, dated as of December 11, 2019.

Item 16. Form 10-K Summary

None.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ally Auto Assets LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 26, 2021

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Second Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of November 7, 2018.	**
4.1	Indenture between Ally Auto Receivables Trust 2019-4 (the "Issuing Entity”) and Deutsche Bank Trust Company Americas, as Indenture Trustee (the “Indenture Trustee”), dated as of December 11, 2019.	*
4.2	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of December 11, 2019.	*
4.3	Pooling Agreement between Ally Bank, as Seller, and Ally Auto Assets LLC, dated as of December 11, 2019.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Bank for the year ended December 31, 2020.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2020.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Bank dated March 11, 2021 for the year ended December 31, 2020.	Filed herewith.
34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas, dated February 26, 2021 for the year ended December 31, 2020.	Filed herewith.
35.1	Servicer Compliance Statement of Ally Bank for the year ended December 31, 2020.	Filed herewith.
99.1	Trust Sale Agreement between Ally Auto Assets LLC, as Depositor, and the Issuing Entity, dated as of December 11, 2019.	*
99.2	Custodian Agreement between Ally Bank, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of December 11, 2019.	*
99.3	Administration Agreement among the Issuing Entity, Ally Bank, as Administrator, and the Indenture Trustee, dated as of December 11, 2019.	*
99.4	Servicing Agreement among the Issuing Entity, Ally Bank, as Servicer, and Ally Auto Assets LLC, dated as of December 11, 2019.	*
99.5	Asset Representations Review Agreement among the Issuing Entity, Ally Bank, as Sponsor, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer, dated as of December 11, 2019.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on December 11, 2019 (File No. 333-228265-03).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC's Form SF-3 Registration Statement filed on November 8, 2018 (File No. 333-228265).